Form 10KSB
period 2005-12-31
REGENESIS CENTERS INC
filed 2006-03-29
CIK 1317971

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB

___________________________

Annual Report Under Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended

December 31, 2005

Commission File No. 000-51411

_______________

REGENESIS CENTERS, INC.

(Exact name of small business issuer as specified in its charter)

_______________

Florida
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 North Federal Highway
Suite 260
Boca Raton, Florida 33432

(Address of principal executive offices)(Zip Code)

561-276-9425

(Registrant’s telephone no., including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

250 N. 3rd Avenue #310
Delray Breach, FL 33494

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No [	]

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2005: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 28, 2006, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March 28, 2006 is: 11,054,800

We do not have a Transfer Agent.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Regenesis Centers, Inc. was incorporated on December 17, 1999, under the name of Capital Ventures Group II, Inc. in the State of Florida to engage in any lawful corporate undertaking, including, but not limited to a selected merger and/or acquisition with a private company operating as a cosmetic and non-surgical cosmetic center. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholders.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

PERCEIVED BENEFITS

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

*	the ability to use registered securities to make acquisitions of assets or businesses;

*	increased visibility in the financial community;

*	the facilitation of borrowing from financial institutions;

*	improved trading efficiency;

*	shareholder liquidity;

*	greater ease in subsequently raising capital;

*	compensation of key employees through stock options for which there may be a market valuation;

*	enhanced corporate image;

*	a presence in the United States capital market.

POTENTIAL TARGET COMPANIES

A business entity, if any, which may be interested in a business combination with us may include the following:

*	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

*	a foreign company which may wish an initial entry into the United States securities market;

*	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option
Plan;

*	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time has no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 28, 2006, there are twenty shareholders of record of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

We did not have any operating income from inception through December 31, 2005.From inception through the year ended December 31, 2005, we recognized a net loss of $116,018. For the year ended December 31, 2005, we recognized a net loss of $114,103. Expenses for the year were comprised of costs mainly associated with stock issued for services, legal, accounting and office.

 Liquidity and Capital Resources

At December 31, 2005, we had cash of $1,919. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Regenesis Centers views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Regenesis Centers' financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	2	BALANCE SHEET AS OF DECEMBER 31, 2005

PAGE	3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGES	4 – 5	STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGE	6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2005

PAGES	7 - 11	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

ReGenesis Centers, Inc.

(f/k/a Capital Ventures Group II, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of ReGenesis Centers, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2005 and 2004 and for the period from November 30, 1999 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ReGenesis Centers, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from November 30, 1999 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the development stage with no operations, working capital deficiency and shareholders deficiency of $9,038 and has a negative cash flow from operations of $10,861 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

March 25, 2006

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
Cash	$1,919

TOTAL ASSETS	$1,919

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,119
Advances from stockholder	9,838

TOTAL LIABILITIES	10,957

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,054,800 shares issued and outstanding	11,054
Additional paid in capital	96,326
Subscription receivable	(400)
Accumulated deficit during development stage	(116,018)
Total Stockholders’ Deficiency	(9,038)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,919

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For The Year Ended December 31, 2005		For The Year Ended December 31, 2004	For The Period From November 30, 1999 (Inception) To December 31, 2005

OPERATING EXPENSES
Professional fees	$13,832		$-	$14,832
Compensation	100,000		-	100,000
General and administrative	271		150	1,186
Total Operating Expenses	114,103		150	116,018

LOSS FROM OPERATIONS	(114,103)		(150)	(116,018)

Provision for Income Taxes	-		-	-

NET LOSS	$(114,103)		$(150)	$(116,018)

Net loss per share - basic and diluted	$(0.01)	`	-	$(0.05)

Weighted average number of shares outstanding during the period - basic and diluted	10,199,041		1,029,000	2,512,237

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founder ($0.001 per share)	1,000,000	$1,000	$-	$-	$-	$1,000

In-kind contribution	-	-	150	-	-	150

Net loss for the period from November 30, 1999 (inception) to December 31, 1999	-	-	-	-	(1,150)	(1,150)

Balance, December 31, 1999	1,000,000	1,000	150	-	(1,150)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2000	-	-	-	-	(150)	(150)

Balance, December 31, 2000	1,000,000	1,000	300	-	(1,300)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2001	-	-	-	-	(150)	(150)

Balance, December 31, 2001	1,000,000	1,000	450	-	(1,450)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2002	-	-	-	-	(150)	(150)

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

Balance, December 31, 2002	1,000,000	1,000	600	-	(1,600)	-

Common stock issued for cash ($0.10 per share)	29,000	29	2,871	-	-	2,900

In-kind contribution	-	-	150	-	-	150

Net loss, 2003	-	-	-	-	(165)	(165)

Balance, December 31, 2003	1,029,000	1,029	3,621	-	(1,765)	2,885

In-kind contribution	-	-	150	-	-	150

Net loss, 2004	-	-	-	-	(150)	(150)

Balance December 31, 2004	1,029,000	1,029	3,771	-	(1,915)	2,885

Common stock issued for cash ($0.10 per share)	25,800	25	2,555	(400)	-	2,180

Common stock issued for officer bonus ($0.10 per share)	10,000,000	10,000	90,000	-	-	100,000

Net loss, 2005	-	-	-	-	(114,103)	(114,103)

BALANCE, DECEMBER 31, 2005	11,054,800	$11,054	$96,326	$(400)	$(116,018)	$(9,038)

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2005	For The Year Ended December 31, 2004	For The Period From November 30, 1999 (Inception) To December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,103)	$(165)	$(114,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	100,000	-	100,000
In-kind contribution	-	150	900
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,119	-	3,138
Net Cash Used In Operating Activities	(12,984)	(15)	(10,861)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,180	2,900	6,080
Advances from stockholder	9,838	-	9,838
Net Cash Provided By Financing Activities	12,018	2,900	15,918

NET INCREASE (DECREASE) IN CASH	(966)	2,885	1,919

CASH AT BEGINNING OF PERIOD	2,885	-	-

CASH AT END OF PERIOD	$1,919	$2,885	$1,919

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription	$400	-	400

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

ReGenesis Centers, Inc. (f/k/a Capital Ventures Group II, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Florida on November 30, 1999. The Company was organized to provide business services and financing to emerging growth entities. Activities during the development stage include developing the business plan and raising capital.

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2005, the Company has a net operating loss carryforward of $116,018 available to offset future taxable income through 2025. The valuation allowance at December 31, 2005 was $651. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $38,795.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

(E) Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts payable and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(F) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities (VIE),” (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company does not have any VIEs.

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs -- an amendment of ARB No. 43, Chapter 4”(“SFAS 151”) This statement clarifies the criteria of “abnormal amounts” of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company is currently in the process of determining the impact of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is currently evaluating the impact of this statement on the financial statements.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 (“SFAS 3”). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company’s expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of December 31, 2005 and 2004, and for the period from November 30, 1999 (inception) to December 31, 2005, respectively there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	ADVANCES FROM STOCKHOLDER

During 2005, the majority stockholder paid $9,838 of expenses on behalf of the Company. The advances are non-interest bearing and due on demand (See Note 4).

NOTE 3	STOCKHOLDERS’ EQUITY

(A) Increase in Authorized Capital and Name Change

On February 15, 2005, the Company’s Board of Directors approved the increase in authorized capital to: 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. In addition, the Company also approved the change in its name to ReGenesis Centers, Inc.

(B) Common Stock Issued for Cash

On November 30, 1999, the Company issued 1,000,000 shares of common stock to its founder for cash of $1,000 ($0.001 per share).

During 2003, the Company issued 29,000 shares of common stock for cash of $2,900 ($0.001 per share).

On February 15, 2005, the Company issued 10,000,000 shares of common stock to an officer as a signing bonus. The shares were valued at the recent cash offering price of $0.001 per share or $100,000.

During 2005, the Company issued 25,800 shares of common stock for cash of $2,180 ($0.001 per share). Total additional proceeds to be received are $400 representing amounts due on subscription.

REGENESIS CENTERS, INC.

(F/K/A CAPITAL VENTURES GROUP II, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

(C) In-Kind Contribution

Since November 30, 1999 (inception) to December 31, 2005, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 4)

NOTE 4	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $900 of expenses on behalf of the Company since inception.

During 2005, a stockholder paid $9,838 of expenses on behalf of the Company. The advances are non-interest bearing and are on due on demand.

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, working capital deficiency and stockholders deficiency of $9,038 and has a negative cash flow from operations of $10,861 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, including our consolidated subsidiaries, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

In March 2006, in connection with the audit of our financial statements for the year ended December 31, 2005 and management's assessment of the effectiveness of our internal control over financial reporting, we identified the following material weakness in our internal control over financial reporting as of December 31, 2005 any of which could result in the misstatement of our interim or annual financial statements which would not be prevented or detected.

We did not maintain effective controls over the accuracy of our accounts payable and recorded liabilities at December 31, 2005. Specifically, we did not account for payables made on ourbehalf by our CEO to various vendors for the period ended December 31, 2005. This material weakness resulted in an adjustment to our year ended December 31, 2005 financial statements. Subsequent to the balance sheet date, the Company revised its policy for payments made on behalf of the Company and implemented new control policies and procedures to ensure the financial statements are accurate.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2005 and March 28, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Anne Invernale	49	President/Director

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

ANNE INVERNALE has been our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since February 14,2005. Anne Invernale, President and Director, has been a Director and Chief Operating Officer of Atlantic PolyPlants, Inc. She is also currently Executive Director and Co-Founder of The Hortus Carus Foundation, Inc., a Non-Profit organization that provides complementary horticultural therapy to both home and hospital based clients. Previously, Ms. Invernale was Operations Manager for M. D. Anderson Cancer Center in Orlando, Florida from2001 to 2003, where she managed and organized the delivery of health careand support services for medical and radiation oncology clients from their entry into the Center and throughout their course of out-client treatment. Ms. Invernale co-authored numerous chapters in a Telephone Triage book for symptom management of the oncology client published in June, 2004 by the Oncology Nursing Society.

From 1985 to 2000, Ms. Invernale served as Supervisor and Research Assistant for the Derald H. Ruttenberg Cancer Center at Mount Sinai Hospital, New York City. Within the scope of her research she collected, analyzed and was co-author on multiple papers dedicated to finding a cause of some breast cancers thought to be viral in nature. Also, she co-authored “After the Storm,” written for clients who have completed their cancer treatment and now living with the aftermath of emotions. She worked along side a world renowned oncologist and managed the day-to-day treatment protocols (including Phase I -III trials funded by Pharmaceutical Companies and the National Cancer Institute) for a broad range of oncology clients. Prior to entering nursing, Ms. Invernale worked for Citibank in New York City during 1981, and from 1972 to 1981, she was with Schroeder Bank, holding various responsibilities in both the Corporate Trust Department, and the Reserve Asset management Program, investing in short-term liquid assets for major Fortune 500 companies. Ms Invernale holds a Baccalaureate in Nursing and in Economics. She is a Registered Nurse and holds an additional Certification for Oncology.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of her ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have not filed a Form 5 for the year ending December 31, 2005.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Anne Invernale serves as the sole member of our audit committee. We do not have an independent audit committee financial expert srving on our audit committee, since we not believe that the time and expense associates with locating such a financial expert is not currently justified, given our status as a blank check company.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for her services rendered to usand is not accruing any compensation pursuant to any agreement with us. However, our officer and director received shares of our common stock valued at $100,000 in 2005 and anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company’s Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Ownership	Beneficial Percentage of Class

Anne Invernale	10,000,000	90.91%
5723 Hamilton Way
Boca Raton, Florida 33433

All Executive Officers	10,000,000	90.91%
and Directors as a Group
(1 Person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in
Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.3	By-laws (1)

(1) Incorporated by reference to our Form 10-SB (SEC File No. 000-51441).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal years ended December 31, 2005 and 2004, we were billed approximately $$4,500 and $3,200, respectively, for professional services rendered for the audit of our financial statements. We also were billed approximately $$2,133 and $0 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2005.

Tax Fees

For the Company’s fiscal year ended December 31, 2005, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REGENESIS CENTERS, INC.

By:	/s/ Anne Invernale
Anne Invernale
President, Secretary and Director

Dated: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Anne Invernale	President, Secretary	March 28, 2006
Anne Invernale	and Director