Form 10QSB
period 2006-03-31
REGENESIS CENTERS INC
filed 2006-05-09
CIK 1317971

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

900 North Federal Highway, Suite 260

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2006: 11,054,800 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF MARCH 31, 2006 (UNAUDITED)

PAGE	2	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	3 – 4	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGE	5	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2006 (UNAUDITED)

PAGES	6 - 8	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MARCH 31, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$1,844

TOTAL ASSETS	$1,844

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,467
Advances from stockholder	11,257

TOTAL LIABILITIES	14,724

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,054,800 shares issued and outstanding	11,054
Additional paid in capital	96,326
Subscription receivable	(400)
Accumulated deficit during development stage	(119,860)
Total Stockholders’ Deficiency	(12,880)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,844

See accompanying notes to unaudited financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For The Period From November 30, 1999 (Inception) To March 31, 2006

OPERATING EXPENSES
Professional fees	$3,511	$3,236	$18,343
Stock issued for services	-	100,000	100,000
General and administrative	331	10	1,517
Total Operating Expenses	3,842	103,246	119,860

LOSS FROM OPERATIONS	(3,842)	(103,246)	(119,860)

Provision for Income Taxes	-	-	-

NET LOSS	$(3,842)	$(103,246)	$(119,860)

Net loss per share - basic and diluted	$-	$-	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	11,054,800	7,482,331	2,844,633

See accompanying notes to unaudited financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founder ($0.001 per share)	1,000,000	$1,000	$-	$-	$-	$1,000

In-kind contribution	-	-	150	-	-	150

Net loss for the period from November 30, 1999 (inception) to December 31, 1999	-	-	-	-	(1,150)	(1,150)

Balance, December 31, 1999	1,000,000	1,000	150	-	(1,150)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2000	-	-	-	-	(150)	(150)

Balance, December 31, 2000	1,000,000	1,000	300	-	(1,300)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2001	-	-	-	-	(150)	(150)

Balance, December 31, 2001	1,000,000	1,000	450	-	(1,450)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2002	-	-	-	-	(150)	(150)

Balance, December 31, 2002	1,000,000	1,000	600	-	(1,600)	-

See accompanying notes to unaudited financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued for cash ($0.10 per share)	29,000	29	2,871	-	-	2,900

In-kind contribution	-	-	150	-	-	150

Net loss, 2003	-	-	-	-	(165)	(165)

Balance, December 31, 2003	1,029,000	1,029	3,621	-	(1,765)	2,885

In-kind contribution	-	-	150	-	-	150

Net loss, 2004	-	-	-	-	(150)	(150)

Balance December 31, 2004	1,029,000	1,029	3,771	-	(1,915)	2,885

Common stock issued for cash ($0.10 per share)	25,800	25	2,555	(400)	-	2,180

Common stock issued for officer bonus ($0.10 per share)	10,000,000	10,000	90,000	-	-	100,000

Net loss, 2005	-	-	-	-	(114,103)	(114,103)

Balance December 31, 2005	11,054,800	11,054	96,326	(400)	(116,018)	(9,038)

Net loss for the three months ended March 31, 2006	-	-	-	-	(3,842)	(3,842)

BALANCE, MARCH 31, 2006	11,054,800	$11,054	$96,326	$(400)	$(119,860)	$(12,880)

See accompanying notes to unaudited financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH LOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For The Period From November 30, 1999 (Inception) To March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,842)	$(103,246)	$(119,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	100,000	100,000
In-kind contribution	-	-	100,000
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	2,348	3,236	3,467
Net Cash Used In Operating Activities	(1,494)	(10)	(15,493)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	6,080
Advances from stockholder	1,419	-	11,257
Net Cash Provided By Financing Activities	1,419	-	17,337

NET INCREASE (DECREASE) IN CASH	(75)	(10)	1,844

CASH AT BEGINNING OF PERIOD	1,919	2,885	-

CASH AT END OF PERIOD	$1,844	$2,875	$1,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription	$400	-	400

See accompanying notes to unaudited financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

NOTE 1	BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

ReGenesis Centers, Inc (f/k/a Capital Ventures Group II, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Florida on financing to emerging growth entities. Activities during the development stage include November 30, 1999. The Company was organized to provide business services and developing the business plan and raising capital.

(C) Use of Estimates

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

(D) Cash Equivalents

For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of March 31, 2006 and 2005, and for the period from November 30, 1999 (inception) to March 31, 2006, respectively there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

NOTE 2	STOCKHOLDER LOANS

During 2006, the majority stockholder paid $1,419 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand (See Note 4).

During 2005, the majority stockholder paid $9,838 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand (See Note 4).

NOTE 3	STOCKHOLDERS’ DEFICIENCY

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

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

During 2005, the Company issued 25,800 shares of common stock for cash of $2,180 ($0.001 per share). Total additional proceeds to be received are $400 representing amounts due on subscription.

(C) In-Kind Contribution

Since November 30, 1999 (inception) to March 31, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 4)

NOTE 4	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $11,257 of expenses on behalf of the Company since inception. (See Note 2)

Since November 30, 1999 (inception) to March 31, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 3)

NOTE 5	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $15,493 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through March 31, 2006. For the three months ended March 31, 2006, we recognized a net loss of $3,842 as compared to a net loss of $103,246 for the three months ended March 31, 2005. The decrease in net loss is due to the issuance of 10,000,000 shares valued at $100,000 to our sole officer and director during the three month period ended March 31, 2005. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $1,844. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Currently, the Company does not have enough cash to satisfy its minimum cash requirements for the next twelve months.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to maintain expenses at a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. However, the Company currently has insufficient cash to pay professional fees for the next twelve months and we will need to raise additional funds in order to maintain its filings under the Exchange Act of 1934.

There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Critical Accounting Policies

Regenesis Centers’ financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, Regenesis Centers views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Regenesis Centers’ financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

May 8, 2006