Form 10QSB
period 2006-06-30
REGENESIS CENTERS INC
filed 2006-08-11
CIK 1317971

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-QSB

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 206: 11,054,800 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF JUNE 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	3 – 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO JUNE 30, 2006 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

JUNE 30, 2006

(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$6,488

TOTAL ASSETS	$6,488

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,000
Advances from stockholder	11,513
Note payable	10,000

TOTAL CURRENT LIABILITIES	22,513

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,054,800 shares issued and outstanding	11,054
Additional paid in capital	96,326
Subscription receivable	(400)
Accumulated deficit during development stage	(123,005)
Total Stockholders’ Deficiency	(16,025)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,488

See accompanying notes to condensed financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For The Period From November 30, 1999 (Inception) To June 30, 2006

OPERATING EXPENSES
Professional fees	$2,872	$2,964	$6,383	$6,200	$21,215
Stock issued for services	-	-	-	100,000	100,000
General and administrative	273	-	604	10	1,790
Total Operating Expenses	3,145	2,964	6,987	106,210	123,005

LOSS FROM OPERATIONS	(3,145)	(2,964)	(6,987)	(106,210)	(123,005)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(3,145)	$(2,964)	$(6,987)	$(106,210)	$(123,005)

Net loss per share - basic and diluted	$-	$-	$-	$(0.01)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	11,054,800	11,054,800	11,054,800	9,333,683	3,155,417

See accompanying notes to condensed financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO JUNE 30, 2006

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

See accompanying notes to condensed financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO JUNE 30, 2006

(UNAUDITED)

	Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued for cash ($0.10 per share)	29,000	29	2,871	-	-	2,900

In-kind contribution	-	-	150	-	-	150

Net loss, 2003	-	-	-	-	(165)	(165)

Balance, December 31, 2003	1,029,000	1,029	3,621	-	(1,765)	2,885

In-kind contribution	-	-	150	-	-	150

Net loss, 2004	-	-	-	-	(150)	(150)

Balance December 31, 2004	1,029,000	1,029	3,771	-	(1,915)	2,885

Common stock issued for cash ($0.10 per share)	25,800	25	2,555	(400)	-	2,180

Common stock issued for officer bonus ($0.10 per share)	10,000,000	10,000	90,000	-	-	100,000

Net loss, 2005	-	-	-	-	(114,103)	(114,103)

Balance December 31, 2005	11,054,800	11,054	96,326	(400)	(116,018)	(9,038)

Net loss for the six months ended June 30, 2006	-	-	-	-	(6,987)	(6,987)

BALANCE, JUNE 30, 2006	11,054,800	$11,054	$96,326	$(400)	$(123,005)	$(16,025)

See accompanying notes to condensed financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH LOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005	For The Period From November 30, 1999 (Inception) To June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,987)	$(106,210)	$(123,005)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock issued for services	-	100,000	104,800
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(119)	6,200	1,000
Net Cash Provided By (Used In) Operating Activities	(7,106)	(10)	(17,205)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	1,675	-	11,513
Proceeds from note payable	10,000	-	10,000
Proceeds from issuance of common stock	-	-	2,180
Net Cash Provided By Financing Activities	11,675	-	23,693

NET INCREASE (DECREASE) IN CASH	4,569	(10)	6,488

CASH AT BEGINNING OF PERIOD	1,919	2,885	-

CASH AT END OF PERIOD	$6,488	$2,875	$6,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription	$-	400	400

See accompanying notes to condensed financial statements.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

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

(B) Organization

ReGenesis Centers, Inc (f/k/a Capital Ventures Group II, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Florida on November 30, 1999. Activities during the development stage include developing a business plan and raising capital. The Company was organized to provide business services to emerging growth entities.

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

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of June 30, 2006 and 2005, and for the period from November 30, 1999 (inception) to June 30, 2006, respectively there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	STOCKHOLDER ADVANCES

During 2006, the majority stockholder paid $1,675 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand (See Note 5).

During 2005, the majority stockholder paid $9,838 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand (See Note 5).

NOTE 3	NOTE PAYABLE

During 2006, the company entered into a $10,000 note payable. The note is non-interest bearing, unsecured and due on demand.

NOTE 4	STOCKHOLDERS’ DEFICIENCY

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

(C) In-Kind Contribution

From November 30, 1999 (inception) to June 30, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company (See Note 4).

NOTE 5	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $11,513 of expenses on behalf of the Company since inception (See Note 2).

Since November 30, 1999 (inception) to June 30, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company (See Note 4).

NOTE 6	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations, has a working capital deficiency of $16,025 and has a cumulative deficit from inception of $123,005. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

REGENESIS CENTERS, INC.

F/K/A CAPITAL VENTURES GROUP II, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

Results of Operation

We did not have any operating income from inception through June 30, 2006. For the six months ended June 30, 2006, we recognized a net loss of $6,987 as compared to a net loss of $106,210 for the six months ended June 30, 2005. The decrease in net loss is due to the issuance of 10,000,000 shares valued at $100,000 to our sole officer and director during the six month period ended June 30, 2005. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $6,488. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Currently, the Company does not have enough cash to satisfy its minimum cash requirements for the next twelve months.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

August 11, 206