Form 10QSB
period 2006-09-30
REGENESIS CENTERS INC
filed 2006-11-14
CIK 1317971

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
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

561-807-8383
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2006: 11,054,800 shares of common stock.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. The financial statements are presented on the accrual basis.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(UNAUDITED)

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	3 - 4	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGE	5	CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO SEPTEMBER 30, 2006 (UNAUDITED)

PAGES	6 - 9	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2006
(Unaudited)

ASSETS

Current Assets
Cash	$1,356

Total Assets	$1,356

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$81
Stockholder Notes and Loans Payable	21,513
Total Current Liabilities	21,594

Stockholders' Deficiency
Preferred stock,$0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
11,054,800 shares issued and outstanding	11,054
Additional paid in capital	96,326
Deficit accumulated during the development stage	(127,218)
Subscription receivable	(400)

Total Stockholders' Deficiency	(20,238)

Total Liabilities and Stockholders' Deficiency	$1,356

See accompanying notes to unaudited financial statements.

ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005 and
for the Period from November 30, 1999 (Inception) to September 30, 2006
(Unaudited)

	Three Months Ended		Nine Months Ended		November 30, 1999
	September 30,		September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Operating Expenses
Professional fees	2,393	6,513	8,776	12,713	23,608
Stock issued for services	-	-	-	100,000	100,000
General and administrative	1,820	186	2,424	196	3,610
Total Operating Expenses	4,213	6,699	11,200	112,909	127,218

Loss from Operations	(4,213)	(6,699)	(11,200)	(112,909)	(127,218)

Provision for Income Taxes	-	-	-	-	-

Net Loss	$(4,213)	$(6,699)	$(11,200)	$(112,909)	$(127,218)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted average number of shares outstanding
during the period - basic and diluted	11,054,800	11,054,800	11,054,800	9,909,498	3,446,580

See accompanying notes to unaudited financial statements.

ReGenesis Centers, Inc.
(f/k/a Capital Ventures Group II, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency
For the Period from November 30, 1999 (inception) to September 30, 2006
(Unaudited)

	Common stock				Deficit
	No Par Value		Additional		accumulated during	Total
			Paid-in	Subscription	development	Stockholder's
	Shares	Amount	Capital	Receivable	stage	Deficiency

Balance November 30, 1999 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to founders ($0.001 per share)	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	150	-	-	150

Net loss for the period from November 30, 1999 (Inception) to
December 31, 1999	-	-		-	(1,150)	(1,150)

Balance, December 31, 1999	1,000,000	1,000	150	-	(1,150)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2000	-	-	-	-	(150)	(150)

Balance, December 31, 2000	1,000,000	$1,000	$300	$-	$(1,300)	$-

In-kind contribution	-	-	150	-	-	150

Net loss, 2001	-	-	-	-	(150)	(150)

Balance, December 31, 2001	1,000,000	1,000	450	-	(1,450)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2002	-	-	-	-	(150)	(150)

Balance, December 31, 2002	1,000,000	1,000	600	-	(1,600)	-

Common stock issued for cash ($0.10 per share)	29,000	29	2,871	-	-	2,900

In-kind contribution	-	-	150	-	-	150

Net loss, 2003	-	-	-	-	(165)	(165)

Balance, December 31, 2003	1,029,000	1,029	3,621	-	(1,765)	2,885

In-kind contribution	-	-	150	-	-	150

Net loss, 2004	-	-	-	-	(150)	(150)

Balance, December 31, 2004	1,029,000	1,029	3,771	-	(1,915)	2,885

Common stock issued for cash ($0.10 per share)	25,800	25	2,555	(400)	-	2,180

Common stock issued for officer bonus ($0.10 per share)	10,000,000	10,000	90,000	-	-	100,000

Net loss, 2005	-	-	-	-	(114,103)	(114,103)

Balance, December 31, 2005	11,054,800	$11,054	$96,326	$(400)	$(116,018)	$(9,038)

Net loss, 2006					(11,200)	(11,200)

Balance, September 30 2006	11,054,800	$11,054	$96,326	$(400)	$(127,218)	$(20,238)

See accompanying notes to unaudited financial statements.

ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005 and
for the Period from November 30, 1999 (Inception) to September 30, 2006
(Unaudited)

			November 30, 1999
			(Inception) to
	2006	2005	September 30, 2006
Cash Flows From Operating Activities:
Net Loss	$(11,200)	$(112,909)	$(127,218)
Adjustments to reconcile net loss to net cash used in operations
Stock issue for services	-	100,000	104,800
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(1,038)	3,638	81
Increase in accrued expenses - related party	11,675	-	21,513
Net Cash Used In Operating Activities	(563)	(9,271)	(824)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	6,200	-
Proceeds from issuance of common stock	-	2,180	2,180
Net Cash Provided By Financing Activities	-	8,380	2,180

Net Increase (Decrease) in Cash	(563)	(891)	1,356

Cash at Beginning of Period	1,919	2,885	-

Cash at End of Period	$1,356	$1,994	$1,356

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	-	$-
Cash paid for taxes	$-	-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription	$400	-	$400

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

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

ReGenesis Centers, Inc (f/k/a Capital Ventures Group II, Inc.) (a development stage company) (the “Company”) was incorporated under the laws of the State of Florida on November 30, 1999. Activities during the development stage include developing a business plan and raising capital. The Company was organized to provide business services to emerging growth entities.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of September 30, 2006 and 2005, and for the period from November 30, 1999 (inception) to September 30, 2006, respectively there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability tot the Company and have no effect on the financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2         STOCKHOLDER LOANS

During 2006, the majority stockholder paid $1,675 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand. (See Note 5)

During 2005, the majority stockholder paid $9,838 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand. (See Note 5)

NOTE 3        NOTE PAYABLE

During 2006, the Company’s majority shareholder loaned the Company $10,000. The loan is unsecured, non-interest bearing and due on demand. (See Note 5)

NOTE 4     STOCKHOLDERS’ DEFICIENCY

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

(C) In-Kind Contribution

Since November 30, 1999 (inception) to September 30, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 5)

NOTE 5       RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $11,513 of expenses on behalf of the Company since inception. (See Note 2)

Since November 30, 1999 (inception) to September 30, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 4)

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 6       GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has working capital deficiency of $20,238 and has a cumulative deficit from inception of $127,218. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7     SUBSEQUENT EVENT

On August 31, 2006, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with the Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation. The agreement provided that at closing, IAM would be merged into a subsidiary of the Company and the Company would issue 29,093,320 shares of its common stock to the shareholders of IAM. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. The Company has not completed its due diligence and as of November 2, 2006, the agreement has not closed.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

On August 31, 2006, we entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with the Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation. The agreement provided that at closing, IAM would be merged into a subsidiary of ours and we would issue 29,093,320 shares of our common stock to the shareholders of IAM. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. We have not completed our due diligence and as of November 2, 2006, the agreement has not closed.

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

Results of Operation

We did not have any operating income from inception through September 30, 2006. For the nine months ended September 30, 2006, we recognized a net loss of $11,200 as compared to a net loss of $112,909 for the nine months ended September 30, 2005. The decrease in net loss is due to the issuance of 10,000,000 shares valued at $100,000 to our sole officer and director during the nine month period ended September 30, 2005. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $1,356. Therefore, we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

            No matter was submitted during the quarter ending September 30, 2006, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

           On August 31, 2006, we entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with the Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation. The agreement provided that at closing, IAM would be merged into a subsidiary of ours and we would issue 29,093,320 shares of our common stock to the shareholders of IAM. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. We have not completed our due diligence and as of November 2, 2006, the agreement has not closed.

Item 6. Exhibits and Reports of Form 8-K.

(a) Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b) Reports of Form 8-K
        On September 9, 2006, we filed a Form 8-K disclosing the Stock Purchase and Share Exchange agreement (“The Agreement”) with the Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

REGENESIS CENTERS, INC.

By: /s/ Anne Invernale
Anne Invernale,
President, Chief Executive Officer,
Chief Financial Officer, Secretary &
Director

November 9, 2006