Form 10KSB
period 2006-12-31
REGENESIS CENTERS INC
filed 2007-03-30
CIK 1317971

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________

FORM 10-KSB
___________________________

Annual Report Under Section 13 or 15(d) of the
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2006

Commission File No. 000-51411
_______________

REGENESIS CENTERS, INC.
(Exact name of small business issuer as specified in its charter)
_______________

Florida
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 North Federal Highway, Suite 260
Boca Raton, Florida 33432
(Address of principal executive offices)(Zip Code)
(561) 807-8383
(Registrant’s telephone no., including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class Name of each exchange on which registered

____________________	________________________________________

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2006: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March  29, 2007, was: $-0-

Number of shares of the registrant’s common stock outstanding as of March  29, 2007 is: 11,054,800

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

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. On August 31, 2006 (the “Effective Date”), Regenesis Centers, Inc., a Florida corporation (“Regenesis”) entered into a Stock Purchase and Share Exchange Agreement (the “Agreement”) with Institute of Advanced Medicine, Inc., a Florida corporation (“IAM”) and the shareholders of shareholders of IAM (“Shareholders”) (collectively IAM and the IAM shareholders shall be known as the “IAM Group”). Pursuant to the Agreement, Regenesis will purchase all of the outstanding shares of IAM for a total of 29,093,320 shares of Regenesis’ common stock to the IAM shareholders. Pursuant to the agreement, IAM will become a wholly owned subsidiary of Regenesis. The closing of the Agreement is subject to our receipt of required audited financial statements from IAM. No assurances can be given that we will be successful in completing the merger.

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

EMPLOYEES

We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by her devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. A value has been determined for the President’s time and recorded as an in-kind contribution as at December 31, 2006

ITEM 2. DESCRIPTION OF PROPERTY

We currently use office space at 250 N. 3rd Avenue #310, Delray Breach, FL 33494. As of October 1, 2006, IAM is charging Regenesis $500 per month for services and resources.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 31, 2006, there were 365 shareholders of record, holding 11,054,800 shares of our common stock. Our shares of common stock have never been traded on any recognized stock exchange.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
We intend to enter into a business combination with a target company in exchange for cash and/or our securities. On August 31, 2006 (the “Effective Date”), Regenesis Centers, Inc., a Florida corporation (“Regenesis”) entered into a Stock Purchase and Share Exchange Agreement (the “Agreement”) with Institute of Advanced Medicine, Inc., a Florida corporation (“IAM”) and the shareholders of shareholders of IAM (“Shareholders”) (collectively IAM and the IAM shareholders shall be known as the “IAM Group”). This agreement has not yet closed. Pursuant to the Agreement, Regenesis will purchase all of the outstanding shares of IAM for a total of 29,093,320 shares of Regenesis’ common stock to the IAM shareholders. Pursuant to the agreement, IAM will become a wholly owned subsidiary of Regenesis. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. We have not completed our due diligence and as of March 22, 2007, and the agreement has not closed. The closing of the Agreement is subject to our receipt of required audited financial statements from IAM. No assurances can be given that we will be successful in completing the merger.

We have no full time employees. Our president has agreed to allocate a portion of her time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by her devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. A value has been determined for the President’s time and recorded as an in-kind contribution as at December 31, 2006.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

Results of Operation

We did not have any operating income from inception through December 31, 2006. From inception through the year ended December 31, 2006, we recognized a net loss of $136,806. For the year ended December 31, 2006, we recognized a net loss of $20,788. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $442. Therefore we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that our current director is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

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

The Company does not intend to hire any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows:

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2006

REGENESIS CENTERS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF DECEMBER 31, 2006

PAGE	F-3	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-4, F-5	STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2006

PAGES	F-7 - F-10	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of ReGenesis Centers, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years ended December 31, 2006 and 2005 and for the period from November 30, 1999 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of ReGenesis Group, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from November 30, 1999 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage with no operations, has an accumulated deficit during development stage of $136,806, a negative working capital of $24,044, and has a negative cash flow from operations of $23,251 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
February 21, 2007

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS
Cash	$442

TOTAL ASSETS	$442

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,973
Stockholder loan	10,000
Advances from stockholder	11,513

TOTAL CURRENT LIABILITIES	24,486

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 11,054,800 shares issued and outstanding	11,054
Additional paid in capital	102,108
Subscription receivable	(400)
Accumulated deficit during development stage	(136,806)
Total Stockholders’ Deficiency	(24,044)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$442

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from November 30, 1999 (Inception) to December 31, 2006

OPERATING EXPENSES
Professional fees	$10,674	$13,832	$25,506
Consulting	6,000	100,000	106,000
General and administrative	2,832	271	4,018
Total Operating Expenses	19,506	114,103	135,524

LOSS FROM OPERATIONS	(19,506)	(114,103)	(135,524)

OTHER INCOME (EXPENSE)
Interest expense	1,282	-	1,282
Total Other Income (Expense)	1,282	-	1,282

LOSS BEFORE PROVISION FOR INCOME TAXES	(20,788)	(114,103)	(136,806)

Provision for Income Taxes	-	-	-

NET LOSS	$(20,788)	$(114,103)	$(136,806)

Net loss per share - basic and diluted	$-	$(0.01)	$(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	11,054,800	10,199,041	3,717,042

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

Common stock issued to founder ($0.001 per share)	-	$-	1,000,000	$1,000	$-	$-	$-	$1,000

In-kind contribution	-	-	-	-	150	-	-	150

Net loss for the period from November 30, 1999 (inception) to December 31, 1999	-	-	-	-	-	-	(1,150)	(1,150)

Balance, December 31, 1999	-	-	1,000,000	1,000	150	-	(1,150)	-

In-kind contribution	-	-	-	-	150	-	-	150

Net loss, 2000	-	-	-	-	-	-	(150)	(150)

Balance, December 31, 2000	-	-	1,000,000	1,000	300	-	(1,300)	-

In-kind contribution	-	-	-	-	150	-	-	150

Net loss, 2001	-	-	-	-	-	-	(150)	(150)

Balance, December 31, 2001	-	-	1,000,000	1,000	450	-	(1,450)	-

In-kind contribution	-	-	-	-	150	-	-	150

Net loss, 2002	-	-	-	-	-	-	(150)	(150)

Balance, December 31, 2002	-	-	1,000,000	1,000	600	-	(1,600)	-

Common stock issued for cash ($0.10 per share)			29,000	29	2,871	-	-	2,900

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO DECEMBER 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Subscription	Accumulated Deficit During Development
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total

In-kind contribution	-	-	-	-	150	-	-	150

Net loss, 2003	-	-	-	-	-	-	(165)	(165)

Balance, December 31, 2003	-	-	1,029,000	1,029	3,621	-	(1,765)	2,885

In-kind contribution	-	-	-	-	150	-	-	150

Net loss, 2004	-	-	-	-	-	-	(150)	(150)

Balance December 31, 2004	-	-	1,029,000	1,029	3,771	-	(1,915)	2,885

Common stock issued for cash ($0.10 per share)	-	-	25,800	25	2,555	(400)	-	2,180

Common stock issued for officer bonus ($0.10 per share)	-	-	10,000,000	10,000	90,000	-	-	100,000

Net loss, 2005	-	-	-	-	-	-	(114,103)	(114,103)

Balance December 31, 2005	-	-	11,054,800	11,054	96,326	(400)	(116,018)	(9,038)

In-kind contribution of services	-	-	-	-	4,500	-	-	4,500

In-kind contribution of interest	-	-	-	-	1,282	-	-	1,282

Net loss, 2006	-	-	-	-	-	-	(20,788)	(20,788)

BALANCE, DECEMBER 31, 2006	-	$-	11,054,800	$11,054	$102,108	$(400)	$(136,806)	$(24,044)

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Period from November 30, 1999 (Inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,788)	$(114,103)	$(136,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	-	100,000	104,800
In-kind contributions	5,782	-	5,782
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	1,854	1,119	2,973
Net Cash Used In Operating Activities	(13,152)	(12,984)	(23,251)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan	10,000	-	10,000
Advances from stockholder	1,675	9,838	11,513
Proceeds from issuance of common stock	-	2,180	2,180
Net Cash Provided By Financing Activities	11,675	12,018	23,693

NET INCREASE (DECREASE) IN CASH	(1,477)	(966)	442

CASH AT BEGINNING OF PERIOD	1,919	2,885	-

CASH AT END OF PERIOD	$442	$1,919	$442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock sold for subscription	$400	-	400

See accompanying notes to financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

(D) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2006, the Company has a net operating loss carryforward of $135,524 available to offset future taxable income through 2026. The valuation allowance at December 31, 2006 was $46,078. The net change in the valuation allowance for the year ended December 31, 2006 was an increase of $6,632.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

(E) Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, accounts payable, advances and loans payable approximate fair value due to the relatively short period to maturity for these instruments.

(F) Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability tot the Company and have no effect on the financial statements.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of December 31, 2006 and 2005, and for the period from November 30, 1999 (inception) to December 31, 2006, respectively there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Reclassifications

The 2005 financial statements have been reclassified to conform to the 2006 presentation.

NOTE 2         ADVANCED FROM STOCKHOLDER

During 2006, the majority stockholder paid $1,675 of expenses on behalf of the Company. The advance is non-interest bearing and due on demand. (See Note 5)

During 2005, the majority stockholder paid $9,838 of expenses on behalf of the Company. The advance is non-interest bearing and due on demand (See Note 5).

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3        NOTE PAYABLE
During 2006, the Company’s majority shareholder loaned the Company $10,000. The loan is unsecured, non-interest bearing and due on demand (See Note 5). The Company recorded interest at 8% as an in-kind contribution of interest expense of $1,282 as of December 31, 2006.

NOTE 4        STOCKHOLDERS’ EQUITY

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

(C) In-Kind Contribution

For the period from November 30, 1999 (inception) to December 31, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company (See Note 5).

In 2006, the principal stockholder of the Company provided services to the Company valued at $4,500, which was accounted for as an in-kind contribution as of December 31, 2006.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company recorded an in-kind contribution of interest expense on the note to related party at an imputed interest rate of 8% as at December 31, 2006.

NOTE 5         RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $11,513 of expenses on behalf of the Company since inception. (See Note 2)

Since November 30, 1999 (inception) to September 30, 2006, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 4)

In 2006, the principal stockholder of the Company provided services to the Company valued at $4,500, which was accounted for as an in-kind contribution as of December 31, 2006.

The Company currently leases office space from IAM. Anne Invernale, our president and principal shareholder is also a principal shareholder in IAM. (See Note 7). Since October 1, 2006, IAM is charging Regenesis $500 per month for office space, services, and resources

NOTE 6         GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has working capital deficiency of $24,044 and has a cumulative deficit from inception of $136,806, and has a negative cash flow from operations of $23,251 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7          COMMITMENTS & CONTINGENCIES

On August 31, 2006, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation. The agreement provided that at closing, IAM would be merged into a subsidiary of the Company and the Company would issue 29,093,320 shares of its common stock to the shareholders of IAM. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. The Company has not completed its due diligence and as of February 21, 2007, the agreement has not closed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in rule 13a-14(c) and 15d-14(c)under the Securities Exchange Act of 1934, as amended) as of a date within 90days before the filing of this annual report (the Evaluation Date). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us, in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although our principal executive officer and principal financial officer believes our existing disclosure controls and procedures are adequate to enable us to comply with our disclosure obligations, we intend to formalize and document the procedures already in place and establish a disclosure committee.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of December 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Positions and Offices Held

Anne Invernale	50	President/Director

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

ANNE INVERNALE has been our President, Chief Executive Officer, Chief Financial Officer and a member of our Board of Directors since February 14, 2005. Anne Invernale, President and Director, has been a Director and Chief Operating Officer of Atlantic PolyPlants, Inc. She is also currently Executive Director and Co-Founder of The Hortus Carus Foundation, Inc., a Non-Profit organization that provides complementary horticultural therapy to both home and hospital based clients. Previously, Ms. Invernale was Operations Manager for M. D. Anderson Cancer Center in Orlando, Florida from2001 to 2003, where she managed and organized the delivery of health care and support services for medical and radiation oncology clients from their entry into the Center and throughout their course of out-client treatment. Ms. Invernale co-authored numerous chapters in a Telephone Triage book for symptom management of the oncology client published in June, 2004 by the Oncology Nursing Society.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

CODE OF ETHICS

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was filed as an exhibit to the 10KSB filed March 29, 2006.

ITEM 10. EXECUTIVE COMPENSATION

Our officer and director does not receive any compensation for her services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

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
(1 Person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On August 31, 2006 (the “Effective Date”), Regenesis Centers, Inc., a Florida corporation (“Regenesis”) entered into a Stock Purchase and Share Exchange Agreement (the “Agreement”) with Institute of Advanced Medicine, Inc., a Florida corporation (“IAM”) and the shareholders of shareholders of IAM (“Shareholders”) (collectively IAM and the IAM shareholders shall be known as the “IAM Group”). Pursuant to the Agreement, Regenesis will purchase all of the outstanding shares of IAM for a total of 29,093,320 shares of Regenesis’ common stock to the IAM shareholders. Pursuant to the agreement, IAM will become a wholly owned subsidiary of Regenesis. The closing of the Agreement is subject to our receipt of required audited financial statements from IAM. No assurances can be given that we will be successful in completing the merger.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 7 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 7 herein.

3.	Form 8k filed September 9, 2006

4.	Exhibits:

The following exhibits are filed with this Form 10-KSB and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.3	By-laws (1)

14.0	Code of Ethics (2)

(1)	Incorporated by reference to our Form 10-SB (SEC File No. 000-51441).
(2)	Incorporated by reference to our Form 10KSB (SEC File No. 000-51441).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees
For the Company’s fiscal years ended December 31, 2006 and 2005, we were billed approximately $4,500, and $4500, for professional services rendered for the audit of our financial statements. We also were billed approximately $4300for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006 and $2,133 for the year ended December 31, 2005.

Tax Fees

For the Company’s fiscal year ended December 31, 2006, we were billed $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

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

Dated: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Anne Invernale	President, Secretary	March 29, 2007
Anne Invernale	and Director