Form 10QSB
period 2007-03-31
REGENESIS CENTERS INC
filed 2007-05-15
CIK 1317971

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2007: 11,054,800 shares of common stock.

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

SIGNATURE

Item 1.  Financial Information

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	CONDENSED BALANCE SHEET AS OF MARCH 31, 2007 (UNAUDITED)

PAGE	F-2	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-3	CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGE	F-4	CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM NOVEMBER 30, 1999 (INCEPTION) TO MARCH 31, 2007 (UNAUDITED)

PAGES	F-5 - F-11	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)
Condensed Balance Sheet
March 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$367

Total Assets	$367

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable and Accrued Expenses	$9,179
Stockholder Notes and Loans Payable	21,513
Total Current Liabilities	30,692

Stockholders' Deficiency
Preferred stock,$0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
11,054,800 shares issued and outstanding	11,054
Additional paid in capital	103,838
Deficit accumulated during the development stage	(144,817)
Subscription receivable	(400)

Total Stockholders' Deficiency	(30,325)

Total Liabilities and Stockholders' Deficiency	$367

See accompanying notes to unaudited financial statements.

ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 and
for the Period from November 30, 1999 (Inception) to March 31, 2007
(Unaudited)

	Three Months Ended		November 30, 1999
	March 31,		(Inception) to
	2007	2006	March 31, 2007

Operating Expenses
Professional fees	6,206	3,511	31,712
Consulting	1,500		107,500
Stock issued for services	-	-	-
General and administrative	75	331	4,093
Total Operating Expenses	7,781	3,842	143,305

Loss from Operations	(7,781)	(3,842)	(143,305)

OTHER INCOME/(EXPENSE)
Interest Expense	(230)	-	(1,512)
Total Other Income/(Expense)	(230)	-	(1,512)

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,011)	(3,842)	(144,817)

Provision for Income Taxes	-	-	-

Net Loss	$(8,011)	$(3,842)	$(144,817)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average number of shares outstanding
during the period - basic and diluted	11,054,800	11,054,800	3,963,644

See accompanying notes to unaudited financial statements.

ReGenesis Centers, Inc.
(f/k/a Capital Ventures Group II, Inc.)
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Deficiency
For the Period from November 30, 1999 (inception) to March 31, 2007
(Unaudited)

	Common stock				Deficit
	No Par Value		Additional		accumulated during	Total
			Paid-in	Subscription	development	Stockholder's
	Shares	Amount	Capital	Receivable	stage	Deficiency

Balance November 30, 1999 (Inception)	-	$-	$-	$-	$-	$-

Common stock issued to founders ($0.001 per share)	1,000,000	1,000	-	-	-	1,000

In-kind contribution	-	-	150	-	-	150

Net loss for the period from November 30, 1999 (Inception) to
December 31, 1999	-	-		-	(1,150)	(1,150)

Balance, December 31, 1999	1,000,000	1,000	150	-	(1,150)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2000	-	-	-	-	(150)	(150)

Balance, December 31, 2000	1,000,000	$1,000	$300	$-	$(1,300)	$-

In-kind contribution	-	-	150	-	-	150

Net loss, 2001	-	-	-	-	(150)	(150)

Balance, December 31, 2001	1,000,000	1,000	450	-	(1,450)	-

In-kind contribution	-	-	150	-	-	150

Net loss, 2002	-	-	-	-	(150)	(150)

Balance, December 31, 2002	1,000,000	1,000	600	-	(1,600)	-

Common stock issued for cash ($0.10 per share)	29,000	29	2,871	-	-	2,900

In-kind contribution	-	-	150	-	-	150

Net loss, 2003	-	-	-	-	(165)	(165)

Balance, December 31, 2003	1,029,000	1,029	3,621	-	(1,765)	2,885

In-kind contribution	-	-	150	-	-	150

Net loss, 2004	-	-	-	-	(150)	(150)

Balance, December 31, 2004	1,029,000	1,029	3,771	-	(1,915)	2,885

Common stock issued for cash ($0.10 per share)	25,800	25	2,555	(400)	-	2,180

Common stock issued for officer bonus ($0.10 per share)	10,000,000	10,000	90,000	-	-	100,000

Net loss, 2005	-	-	-	-	(114,103)	(114,103)

Balance, December 31, 2005	11,054,800	$11,054	$96,326	$(400)	$(116,018)	$(9,038)

In-kind contribution of services	-	-	4,500	-	-	4,500

In-kind contribution of interest	-	-	1,282	-	-	1,282

Net loss, 2006	-	-	-	-	(20,788)	(20,788)

Balance, December 31, 2006	11,054,800	$11,054	$102,108	$(400)	$(136,806)	$(24,044)

In-kind contribution of services	-	-	1,500	-	-	1,500

In-kind contribution of interest	-	-	230	-	-	230

Net loss, March 31, 2007	-	-	-	-	(8,011)	(8,011)

Balance, March 31, 2007	11,054,800	$11,054	$103,838	$(400)	$(144,817)	$(30,325)

See accompanying notes to unaudited financial statements.

ReGenesis Centers, Inc.
f/k/a Capital Ventures Group II, Inc.
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2007 and 2006 and
for the Period from November 30, 1999 (Inception) to March 31, 2007
(Unaudited)

			November 30, 1999
			(Inception) to
	2007	2006	March 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(8,011)	$(3,842)	$(144,817)
Adjustments to reconcile net loss to net cash used in operations
Stock issue for services	-	-	104,800
In-kind contribution	1,730		7,512
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable and accrued expenses	6,206	2,348	9,179
Increase in accrued expenses - related party	-	-	21,513
Net Cash Used In Operating Activities	(75)	(1,494)	(1,813)

Cash Flows From Financing Activities:
Proceeds from stockholder loans	-	1,419	-
Proceeds from issuance of common stock	-	-	2,180
Net Cash Provided By Financing Activities	-	1,419	2,180

Net Increase (Decrease) in Cash	(75)	(75)	367

Cash at Beginning of Period	442	1,919	-

Cash at End of Period	$367	$1,844	$367

Supplemental disclosure of cash flow information:

Cash paid for interest	$-		$-
Cash paid for taxes	$-		$-

Supplemental disclosure of non-cash investing and financing activities:

Stock sold for subscription	$400	$400	$400

See accompanying notes to unaudited financial statements.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
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

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings per Share.” As of March 31, 2007 and 2006, and for the period from November 30, 1999 (inception) to March 31, 2007, respectively there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2        ADVANCES FROM STOCKHOLDER

During 2006, the majority stockholder paid $1,675 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand. (See Note 5)

During 2005, the majority stockholder paid $9,838 of expenses on behalf of the Company. The loan is non-interest bearing and due on demand. (See Note 5)

NOTE 3           NOTE PAYABLE

During 2006, the Company’s majority shareholder loaned the Company $10,000. The loan is unsecured, non-interest bearing and due on demand. (See Note 5) The Company recorded interest at 8% as an in-kind contribution of interest expense of $1,512 as of March 31, 2007.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

(C) In-Kind Contribution

Since November 30, 1999 (inception) to March 31, 2007, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 5) .

In 2006, the principal stockholder of the Company provided services to the Company valued at $4,500 which was accounted for an in-kind contribution as of December 31, 2006.

For the three months ended March 31, 2007 the principal stockholder of the Company provided services to the Company valued at $1,500 which was accounted for an in-kind contribution.

The Company recorded an in-kind contribution of interest expense on the note to related party at an imputed interest rate of 8% as of March 31, 2007.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 5        RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $11,513 of expenses on behalf of the Company since inception. (See Note 2)

Since November 30, 1999 (inception) to March 31, 2007, the principal stockholder of the Company paid an aggregate $900 of operating expenses on behalf of the Company. (See Note 4)

In 2006, the principal stockholder of the Company provided services to the Company valued at $4500, which was accounted for an in-kind contribution as of December 31, 2006.

For the three months ended March 31, 2007 the principal stockholder of the Company provided services to the Company valued at $1,500 which was accounted for an in-kind contribution.

The Company currently leases office space from IAM. Anne Invernale, our president and principal shareholder is also a principal shareholder in IAM (See Note 6). Since October 1, 2006, IAM is charging the Company $500 per month for office space, services and resources.

NOTE 6        GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has working capital deficiency of $30,325 and has a cumulative deficit from inception of $144,817. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

REGENESIS CENTERS, INC.
F/K/A CAPITAL VENTURES GROUP II, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 7         COMMITMENTS AND CONTINGENCIES

On August 31, 2006, the Company entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation. The agreement provided that at closing, IAM would be merged into a subsidiary of the Company and the Company would issue 29,093,320 shares of its common stock to the shareholders of IAM. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. The Company has not completed its due diligence and as of May 9, 2007 the agreement has not closed.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

We intend to enter into a business combination with a target company in exchange for cash and/or our securities. On August 31, 2006 (the “Effective Date”), Regenesis Centers, Inc., a Florida corporation (“Regenesis”) entered into a Stock Purchase and Share Exchange Agreement (the “Agreement”) with Institute of Advanced Medicine, Inc., a Florida corporation (“IAM”) and the shareholders of shareholders of IAM (“Shareholders”) (collectively IAM and the IAM shareholders shall be known as the “IAM Group”). This agreement has not yet closed. Pursuant to the Agreement, Regenesis will purchase all of the outstanding shares of IAM for a total of 29,093,320 shares of Regenesis’ common stock to the IAM shareholders. Pursuant to the agreement, IAM will become a wholly owned subsidiary of Regenesis. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. We have not completed our due diligence and as of May 9, 2007, and the agreement has not closed. The closing of the Agreement is subject to our receipt of required audited financial statements from IAM. No assurances can be given that we will be successful in completing the merger.

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

Results of Operation

We did not have any operating income from inception through March 31, 2007. For the three months ended March 31, 2007 we recognized a net loss of $8,011 as compared to a net loss of $3,842 for the three months ended March 31, 2006. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2007, we had cash of $367. Therefore, we have limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. Management plans may, but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.

However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Plan of Operations

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.  Other Information.

  On August 31, 2006, we entered into a Stock Purchase and Share Exchange agreement (“The Agreement”) with the Institute of Advanced Medicine, Inc. (“IAM”), a Florida corporation. The agreement provided that at closing, IAM would be merged into a subsidiary of ours and we would issue 29,093,320 shares of our common stock to the shareholders of IAM. This transaction, upon change in control, is intended to be accounted for as a reverse acquisition and recapitalization of IAM. We have not completed our due diligence and as of May 10, 2007, the agreement has not closed.

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

May 10, 2007